Form 10-Q
period 2008-03-31
Colony Energy, Inc.
filed 2008-06-18
CIK 1427310

________________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the quarterly period ended: March 31, 2008

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the transition period from _______ to _________

                       Commission file number: 000-53124

                              COLONY ENERGY, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                               76-0662309
     (State or other jurisdiction of                     (I.R.S.
       incorporation or organization)             Employer Identification No.)


     2100 West Loop South, Suite 900, Houston, Texas      77027
         (Address of principal executive offices)       (Zip Code)

                                  713/590-5060
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     Large  accelerated  filer [ ]               Accelerated  filer [ ]

     Non-accelerated  filer [ ]                  Smaller  Reporting  Company [X]
     (Do  not  check  if  a  smaller  reporting  company)

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule  12b-2  of  the  Exchange  Act).  Yes [ ]   No [X]

The number of shares of common stock, $.001 par value, outstanding as of June 04, 2008: 6,375,000 shares

________________________________________________________________________________

                              COLONY ENERGY, INC.
                          PERIOD ENDED MARCH 31, 2008

                                     INDEX

PART I.  FINANCIAL INFORMATION                                             Page

    ITEM 1.     FINANCIAL STATEMENTS                                         1

    Financial statements of Colony Energy, Inc. (unaudited):

         Balance sheets as of March 31, 2008 and December 31, 2007           1

         Statements of expenses for the three months ended March 31,
         2008 and 2007 and period from July 20, 2000 (inception)
         through March 31, 2008                                              2

         Statements of cash flows for the three months ended March
         31, 2008 and 2007 and 2007 and period from July 20, 2000
         (inception) through March 31, 2008                                  3

         Notes to financial statements                                       4

    ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                          5

    ITEM 4T.    CONTROLS AND PROCEDURES                                      8

PART II.   OTHER INFORMATION

    ITEM 1.     LEGAL PROCEEDINGS                                            9

    ITEM 6.     EXHIBITS                                                     9

SIGNATURES                                                                   9

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                              COLONY ENERGY, INC.
                         (AN EXPLORATION STAGE COMPANY)
                                 BALANCE SHEETS
                                  (UNAUDITED)



                                             MARCH 31,          DECEMBER 31,
                                              2008                 2007
                                           ------------        --------------
ASSETS

Current Assets
     Cash                                  $     85,551        $     136,168
     Prepaid expenses                             5,000                1,470
                                            -----------        -------------

                Total Current Assets             90,551              137,638

OIL AND GAS PROPERTIES, full cost method
     Unevaluated properties, Net of
        Impairment Expense                      277,172              277,383
                                             ----------        -------------

TOTAL ASSETS                                 $  367,723        $     415,021
                                             ==========        =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                        $   32,573        $       6,532
     Accrued interest payable - related party    19,856                6,767
     Notes payable - related parties            525,000              525,000
                                              ---------        -------------
         Total Current Liabilities and
            Total Liabilities                   577,429              538,299

STOCKHOLDERS'  DEFICIT

Preferred stock, $0.01 par value, 10,000,000
   shares authorized, none outstanding                -                    -

Common stock, 50,000,000 common shares
   authorized with a par value of $0.001,
   6,375,000 common shares issued and
   outstanding                                     6,375               6,375
Subscription receivable                           (9,000)             (9,000)
Additional paid-in capital                         5,693               5,693
Deficit accumulated during the exploration
   stage                                        (212,774)           (126,346)
                                              ----------        ------------
            Total Stockholders' Deficit         (209,706)           (123,278)
                                              ----------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT $    367,723             415,021
                                            ============        ============

                               COLONY ENERGY, INC.
                        ( An Exploration Stage Company)
                             Statements of Expenses
                 Three months ended March 31, 2008 and 2007 and
          Period from July 20, 2000 (inception) through March 31, 2008
                                  (Unaudited)


                                                                For the period
                                                                 July 20, 2000
                               Three months   Three months        (Inception)
                                   ended           ended            through
                                 March 31,       March 31,         March 31,
                                  2008            2007              2008

OPERATING EXPENSES:

   General and administrative  $   73,339     $         -       $     120,431

   Impairment of unevaluated
     oil and gas properties             -               -              64,383
                               ----------      ----------       -------------
      Total Operating Expenses     73,339               -             184,814
                               ----------      ----------       -------------
        LOSS FROM OPERATIONS      (73,339)              -            (184,814)
                               ----------      ----------       -------------

OTHER EXPENSE
   Interest expense               (13,089)           (123)            (27,960)
                               ----------      ----------       -------------
      Total Other Expenses        (13,089)           (123)            (27,960)
                               ----------      ----------       -------------

       NET LOSS                $  (86,428)     $     (123)      $    (212,774)
                               ==========      ==========       =============


Net loss per common share      $    (0.01)     $    (0.00)
                               ==========      ==========

Weighted average shares
  outstanding - basic and
  diluted                       6,375,000       5,100,000
                                =========      ==========

                              COLONY ENERGY, INC.
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED MARCH 31, 2008 AND 2007 AND
          PERIOD FROM JULY 20, 2000 (INCEPTION) THROUGH MARCH 31, 2008
                                  (Unaudited)


                                                                For the period
                                                                 July 20, 2000
                               Three months   Three months        (Inception)
                                   ended           ended            through
                                 March 31,       March 31,         March 31,
                                  2008            2007              2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                    $     (86,428) $        (123)    $    (212,774)
Adjustments to reconcile net
  loss to cash provided by
  (used in) operating
  activities:
    Change in:
    Warrants issued for
      compensation                      -              -               593
    Impairment of unevaluated
      oil and gas properties            -              -            64,383
Changes in assets and
  liabilities:
    Prepaid expenses               (3,530)             -            (5,000)
    Accounts payable and
      accrued liabilities          39,130            123            46,097
                            -------------   ------------      ------------
Net Cash Provided by (Used
  in) Operating Activities        (50,828)             -          (106,701)
                            -------------   ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Sale (purchase) of  oil and gas
  property                            211              -          (335,023)
                            -------------    -----------      ------------
Net Cash Provided by  (Used
  in)  Investing Activities           211              -          (335,023)
                            -------------    -----------      ------------

CASH FLOWS FROM FINANCING
  ACTIVITIES
Proceeds from the sale of
  common stock                          -              -             2,275
Proceeds of note payable                -              -           987,500
Repayment of note payable               -              -          (462,500)
                            -------------    -----------     -------------
Net cash Provided by
  Financing Activities                  -              -           527,275
                            -------------    -----------     -------------

NET INCREASE IN CASH              (50,617)             -            85,551

CASH AT BEGINNING OF PERIOD       136,168            972                 -
                           --------------    -----------     -------------

CASH AT END OF PERIOD      $       85,551    $       972     $      85,551
                           ==============    ===========     =============


Supplemental cash flow Disclosures

Interest Paid              $            -    $         -     $       8,104
Income taxes Paid          $            -    $         -     $           -
                           ==============    ===========     =============

                              COLONY ENERGY, INC.
                         (AN EXPLORATION STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)

NOTE 1.   ORGANIZATION AND BASIS OF PRESENTATION

Organization

Colony Energy, Inc. ("Colony" or the "Company") was originally incorporated in the State of Delaware on July 7, 2000 as "DirectMoviesOnline.Com Inc" but changed its name to Colony Energy, Inc. on September 12, 2006. The Company engages primarily in the exploration and development of oil and gas properties in the United States. The Company currently participates in the exploration of several unevaluated oil and gas properties.

Basis of Presentation

The accompanying unaudited interim financial statements of Colony have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Colony's Form 10-12G. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal 2007 as reported in the Form 10-12G, have been omitted.

Certain prior period numbers are reclassified to conform to current period presentation.

NOTE 2.   GOING CONCERN

Colony has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of oil and gas properties. The ability of the Company to emerge from the exploration stage with respect to its principal business activity is dependent upon its successful efforts to raise additional debt and/or equity financing and generate significant revenue. Colony has incurred losses of $212,774 since inception. These factors raise substantial doubt regarding Colony's ability to continue as a going concern.

Management plans to raise additional capital through equity and/or debt financings. Colony cannot offer any assurances that it will be successful in executing its plans to continue as a going concern. Colony's financial statements at March 31, 2008 do not include any adjustments that might result from the inability to continue as a going concern.

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

See the audited financials statements and notes thereto contained in Colony's Form 10-12G filed with SEC on March 6, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL

     Colony Energy, Inc. is an early-stage, independent oil and gas exploration and production company based in Houston, Texas. Our company was formed for the purpose of providing video-on-demand service to consumers by means of broadband or high-speed Internet connections. This business did not succeed, and our company had been inactive from a business perspective since early 2001. During the summer of 2006, we began considering the possible re-activation of operations with a focus on the acquisition of attractive crude oil and natural gas prospects, and the exploration, development and production of oil and gas on these prospects. We entered into our first project related to oil and gas in August 2007.

     On August 29, 2007, we entered into an agreement (the "Enexco Agreement") with Enexco, Inc. ("Enexco"), a privately held entity engaged in the drilling and completion of wells on oil and gas leases covering lands located in Oklahoma and Texas. Under the terms of the Enexco Agreement, we will make available, at our discretion, to Enexco funds to cover 65% of the costs incurred by Enexco in connection with its acquisition of three certain oil and gas leases, two in Oklahoma and one in Texas. In consideration of our providing this financing, we received an interest in each of the three leases, and an option to participate in the drilling of each well on any of these leases. Before any well can be drilled on any of these leases, Enexco must repay the amount loaned by us to acquire the lease. We have acquired our only oil and gas assets thus far pursuant to the Enexco Agreement, although we are currently seeking other assets to acquire. The first well in which we participated pursuant to the Enexco Agreement was drilled to its target depth and encountered the target sand. However, the sand was "tight," and this well on the lease in Okfuskee County, Oklahoma was plugged and abandoned. As of the date of this Quarterly Report, the second well, located in Seminole County, Oklahoma and in which we are participating pursuant to the Enexco Agreement, is awaiting fracture stimulation. The results of this second well cannot now be determined.

     There can be no assurance that we will be successful in our exploration, development, and production activities. The oil and gas business involves numerous risks, the principal ones of which are described in the section captioned "Risk Factors" in our General Form for Registration of Securities on Form 10.

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Report. In addition to historical information, the discussion in this Report contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated by these forward-looking statements due to factors including, but not limited to, those factors set forth elsewhere in this Report and in the section captioned "RISK FACTORS" in our General Form for Registration of Securities on Form 10.

                             RESULTS OF OPERATIONS

   Quarter Ended March 31, 2008 Compared to the Quarter Ended March 31, 2007
   -------------------------------------------------------------------------

     We had minimal operations in the first quarter of 2008 consisting of the continuation of the activation of our oil and gas exploration and production activities. In first quarter of 2007, our activities were even more minimal as we merely prepared to activate our exploration and production activities. We had no revenues in either the first quarter of 2008 or the first quarter of 2007. In the first quarter of 2007, our only expenses consisted of $123 in interest expense. In the first quarter of 2008, our largest expense was $73,339 in general and administrative expenses. Our interest expense in the first quarter of 2008 increased to $13,089 as a result of a larger outstanding balance of indebtedness. As a result of these two expenses, we experienced a $86,428 loss for the first quarter of 2008, or $.01 per share.

                        LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, we had cash, cash equivalents and marketable securities of approximately $85,551, representing a decrease of $50,617 versus cash of $136,168 as of December 31, 2007.

     We have already raised "seed" capital in the form of a loan in the amount of approximately $525,000. The party who made this loan was CEI Ventures, LLC, an entity owned by Kent E. Lovelace, Jr. (a director and an officer of ours), the F.E.I. Energy Trust (a significant stockholder of ours), and Westside Resources, L.P. ("WRLP"), an entity of which Jimmy D. Wright (a director of ours) is the sole owner. The bulk of the proceeds of this loan went to fund our obligations under the Enexco Agreement. This loan is secured by all of our assets, including our oil and gas interests heretofore received in connection with the Enexco Agreement, as well as all future oil and gas interests. Interest accrues on this loan at a rate of 10% per annum. This loan can become due and payable at any time upon the demand of the lender. In consideration of making the loan, we granted warrants to the owners of CEI Ventures, LLC to purchase up to an aggregate of 1,050,001 shares of our common stock for a per-share exercise price of $.50. These warrants have a term of and are exercisable for five years. In connection with this loan, we agreed to register all shares separately owned by the owners of CEI Ventures, LLC or to be acquired pursuant to derivative securities, including the shares to be acquired upon exercise of the warrants issued in connection with the loans described above. In connection with this loan, we entered into a "piggy back" registration rights agreements with the owners of CEI Ventures, LLC, whereby each of them will have the right to include in any registration with the U.S. Securities and Exchange Commission any and all shares owned by them or to be acquired pursuant to derivative securities, including the shares to be acquired upon exercise of the warrants issued in connection with the loan described above.

     Currently, we can finance only the limited exploration activity by the Enexco Agreement described above. We will have to obtain additional financing to pursue additional opportunities. At the present time, we are currently trying to determine the scope of the business activities that we wish to pursue. The amount of capital that we will need will depend on the scope of the business activities that we ultimately decides to pursue, which is uncertain at this time. However, for us to pursue business activities much greater than those related to the Enexco Agreement, we would be required to undertake certain financing activities. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot assure anyone that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonably terms. If we do not obtain additional financing we will not be able to expand the scope of our business or even stay in business for that matter. If we are unable to obtain additional funds, we may have to reduce the scope our business activities. If we do not obtain additional financing, we may be constrained to attempt to sell our oil and gas interests that we have accumulated. However, we cannot assure anyone that we will be able to find interested buyers or that the funds received from any such sale would be adequate to fund our activities. Under certain circumstances, we could be forced to cease our operations and liquidate our remaining assets, if any.

     Production from our exploration and drilling efforts would provide us with cash flow, and a proven reserve would increase the value of our leased rights and should enable us to obtain bank financing (after the wells have produced for a period of time to satisfy the related lender).

     To conserve on our capital requirements, we intend occasionally to seek other industry investors who are willing to participate in our exploration and production activities. We expect to retain a promotional interest in these prospects, but generally we will have to finance a portion (and sometimes a significant portion) of the acquisition and drilling costs. Also, we may acquire interests in properties by issuing shares of our common stock.

                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion of our financial condition and results of operations is based on the information reported in our financial statements. The preparation of our financial statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities as of the date of our financial statements. We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions and other factors. Our significant accounting policies are detailed in Note 3 to our financial statements included in this Quarterly Report. We have outlined below certain of these policies that have particular importance to the reporting of our financial condition and results of operations and that require the application of significant judgment by our management.

     KEY  DEFINITIONS
     ----------------

     Proved reserves, as defined by the SEC, are the estimated quantities of crude oil, condensate, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty are recoverable in future years from known reservoirs under existing economic and operating conditions. Valuations include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. Prices do not include the effect of derivative instruments, if any, entered into by us.

     Proved developed reserves are those reserves expected to be recovered through existing equipment and operating methods. Additional oil and gas volumes expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery are included as proved developed reserves only after testing of a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

     Proved undeveloped reserves are those reserves that are expected to be recovered from new wells on non-drilled acreage, or from existing wells where a relatively major expenditure is required for re-completion. Reserves on non-drilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other non-drilled units are claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation.

     USE  OF  ESTIMATES
     ------------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 OIL  AND  GAS  PROPERTIES
 -------------------------

     We account for our oil and natural gas producing activities using the full cost method of accounting as prescribed by the United States Securities and Exchange Commission (SEC). Accordingly, all costs incurred in the acquisition, exploration, and development of proved oil and natural gas properties, including the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized. All general and administrative corporate costs unrelated to drilling activities are expensed as incurred. Sales or other dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of cost to proved reserves would significantly change. Depletion of evaluated oil and natural gas properties is computed on the units of production method based on proved reserves. The net capitalized costs of proved oil and natural gas properties are subject to a full cost ceiling limitation in which the costs are not allowed to exceed their related estimated future net revenues discounted at 10%, net of tax considerations. Costs associated with unevaluated properties are excluded from the full cost pool until we have made a determination as to the existence of proved reserves. We review our unevaluated properties at the end of each quarter to determine whether the costs incurred should be transferred to the full cost pool and thereby subject to amortization and ceiling test.

     ASSET  RETIREMENT  OBLIGATIONS
     ------------------------------

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143). SFAS 143 requires that the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method.

     REVENUE  RECOGNITION
     --------------------

     We recognize oil and natural gas revenue under the sales method of accounting for our interests in producing wells as oil and natural gas is produced and sold from those wells.

     PROVISIONS  FOR  TAXES
     ----------------------

     We have adopted SFAS No. 109 "Accounting for Income Taxes". Pursuant to this pronouncement, income taxes are accounted for using an asset and liability approach. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statements and tax bases of assets and liabilities at the applicable tax rates. A valuation allowance is utilized when it is more likely than not, that some portion of, or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                           FORWARD-LOOKING STATEMENTS

     Statements in the preceding discussion relating to future plans, projections, events, or conditions are forward-looking statements. Actual results, including production growth and capital spending, could differ materially due to changes in long-term oil or gas prices or other changes in market conditions affecting the oil and gas industry; political events or disturbances; severe weather events; reservoir performance; changes in OPEC quotas; timely completion of development projects; changes in technical or operating conditions; and other factors including those discussed herein and in the section captioned "RISK FACTORS" in our General Form for Registration of Securities on Form 10.

ITEM 4T.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were not effective due to the lack of segregation of duties in financial reporting, as our accounting functions are performed by one person with no internal review, as our company does not have an audit committee. This is due to the company's lack of working capital to hire additional staff. To remedy this, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

CHANGE  IN  INTERNAL  CONTROLS  OVER  FINANCIAL  REPORTING

     There have not been any changes in our predecessors' internal controls over financial reporting that occurred during the quarterly period ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     We are not now a party to any legal proceeding requiring disclosure in accordance with the rules of the U.S. Securities and Exchange Commission. In the future, we may become involved in various legal proceedings from time to time, either as a plaintiff or as a defendant, and either in or outside the normal course of business. We are not now in a position to determine when (if ever) such a legal proceeding may arise. If we ever become involved in such a legal proceeding, our financial condition, operations, or cash flows could be materially and adversely affected, depending on the facts and circumstances relating to such proceeding.

ITEM 6.  EXHIBITS

     (a) The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number    Description

31.01 Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.02 Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.01     Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.
32.02     Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     COLONY ENERGY, INC.
                                     (Registrant)


                                     By: /s/ Kent E. Lovelace, Jr.
                                         -------------------------
                                         Kent E. Lovelace, Jr.,
                                         Chief Executive Officer
                                         (Principal Executive Officer, Principal
                                         Financial Officer and Principal
                                         Accounting Officer)
June ___, 2008

     Kent  E.  Lovelace,  Jr.,
Chief  Executive  Officer