Form 10-Q
period 2008-06-30
Colony Energy, Inc.
filed 2008-08-13
CIK 1427310

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the quarterly period ended: June 30, 2008

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the transition period from _______ to _________

                       Commission file number: 000-53124
                              COLONY ENERGY, INC.
             (Exact name of registrant as specified in its charter)

       Delaware                                     76-0662309
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)


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

The number of shares of common stock, $.001 par value, outstanding as of August 06, 2008: 6,375,000 shares

                              COLONY ENERGY, INC.
                           PERIOD ENDED JUNE 30, 2008

                                     INDEX

PART I.  FINANCIAL INFORMATION                                            Page

   ITEM 1.     FINANCIAL STATEMENTS                                        1

     Financial statements of Colony Energy, Inc. (unaudited):

        Balance sheets as of June 30, 2008 and December 31, 2007           1

        Statements of expenses for the three and six months ended
        June 30, 2008 and 2007 and period from July 20, 2000
        (inception) through June 30, 2008                                  2

        Statements of cash flows for the six months ended June 30,
        2008 and 2007 and period from July 20, 2000 (inception)
        through June 30, 2008                                              3

        Notes to financial statements                                      4

   ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                         5

   ITEM 4T.    CONTROLS AND PROCEDURES                                     9

PART II.  OTHER INFORMATION

   ITEM 1.     LEGAL PROCEEDINGS                                           9

   ITEM 6.     EXHIBITS                                                    9

SIGNATURES                                                                10

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                              COLONY ENERGY, INC.
                         (AN EXPLORATION STAGE COMPANY)
                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                     JUNE 30,    DECEMBER 31,
                                                      2008          2007
ASSETS

Current Assets
    Cash                                           $     23,764   $     136,168
    Prepaid expenses                                      6,874           1,470
                                                   ----------------------------
Total Current Assets                                     30,638         137,638

OIL AND GAS PROPERTIES, full cost method
    Unevaluated properties, Net of
       Impairment Expense                               277,711         277,383
                                                   ----------------------------
TOTAL ASSETS                                       $    308,349  $      415,021
                                                   ============================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable                               $      4,955  $        6,532
    Accrued interest payable - related parties           32,978           6,767
    Notes payable - related parties                     555,000         525,000
                                                   ----------------------------
Total  Current Liabilities and Total Liabilities        592,933         538,299

STOCKHOLDERS'  DEFICIT

Preferred stock, $0.01 par value, 10,000,000
    shares authorized, none outstanding                       -               -

Common stock, 50,000,000 common shares authorized
    with a par value of $0.001, 6,375,000 common
    shares issued and outstanding                         6,375           6,375

Subscription receivable                                 (9,000)          (9,000)

Additional paid-in capital                               5,693            5,693

Deficit accumulated during the exploration stage      (287,652)        (126,346)
                                                   ----------------------------
Total Stockholders' Deficit                           (284,584)        (123,278)
                                                   ----------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT        $   308,349  $       415,021
                                                   ============================

   The accompanying notes are an integral part of these financial statements.

                              COLONY ENERGY, INC.
                        ( AN EXPLORATION STAGE COMPANY)
                             STATEMENTS OF EXPENSES
             THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND
          PERIOD FROM JULY 20, 2000 (INCEPTION) THROUGH JUNE 30, 2008
                                  (UNAUDITED)

                     Three                           Six      For the period
                     months     Three     Six       months      July 20, 2000
                     ended      months   months     ended       (Inception)
                    June 30, ended June ended June June 30,  through June 30,
                     2008      30, 2007 30, 2008    2007            2008

OPERATING EXPENSES:

General and admini-
  strative         $ 61,756  $      -   $ 135,095        -    $    182,187
Impairment of un-
  evaluated oil and
  gas properties          -         -           -        -          64,383
                   -------------------------------------------------------
Total Operating
   Expenses          61,756         -     135,095        -         246,570
                   -------------------------------------------------------

LOSS FROM
   OPERATIONS       (61,756)        -    (135,095)       -        (246,570)
                   -------------------------------------------------------

OTHER EXPENSE

Interest expense    (13,122)     (213)    (26,211)    (336)        (41,082)
                   -------------------------------------------------------
Total Other
   Expenses         (13,122)     (213)    (26,211)    (336)        (41,082)
                   -------------------------------------------------------

NET LOSS            (74,878)     (213)   (161,306)    (336)       (287,652)
                   =======================================================


Net loss per common
   share - basic
   and diluted     $  (0.01) $      -   $   (0.03)  $    -
                   ==========================================

Weighted average
  shares outstanding
  - basic and
  diluted         6,375,000       N/A   6,375,000      N/A
                  ============================================


   The accompanying notes are an integral part of these financial statements.

                              COLONY ENERGY, INC.
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND
          PERIOD FROM JULY 20, 2000 (INCEPTION) THROUGH JUNE 30, 2008
                                  (UNAUDITED)

                                                            For the period July
                                              Six Months         20, 2000
                          Six Months Ended    Ended June   (Inception) through
                            June 30, 2008    June 30,2007    June 30, 2008


CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                $   (161,306)     $     (336)    $       (287,652)
   Adjustments to reconcile
    net loss to cash used in
    operating activities:
      Stock and Warrants
        issued for
        compensation                  -               -                  593
      Impairment of un-
        evaluated oil and
        gas properties                -               -               64,383

      Changes in assets and
        liabilities:
         Prepaid expenses        (5,404)              -               (6,874)
         Accounts payable
          and accrued
          liabilities            24,634             336               31,601
                           -------------------------------------------------
Net Cash Used in Operating
  Activities                   (142,076)              -             (197,949)
                           -------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES

Purchase of  oil and gas
  property                         (328)              -             (335,562)
                           -------------------------------------------------
Net Cash Used in Investing
  Activities                       (328)              -             (335,562)
                           -------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the sale of
  common stock                        -               -                2,275
Proceeds of note payable
  - related party                30,000           7,500            1,017,500
Repayment of note payable
  - related party                     -               -             (462,500)
                           -------------------------------------------------
Net cash Provided by
  Financing Activities           30,000           7,500              557,275
                           -------------------------------------------------

NET INCREASE IN CASH           (112,404)          7,500               23,764

CASH AT BEGINNING OF PERIOD     136,168             972                    -

CASH AT END OF PERIOD      $     23,764       $   8,472       $       23,764
                           =================================================

Supplemental cash flow Disclosures

Interest Paid              $          -       $       -       $        8,104

Income taxes Paid          $          -       $       -                    -


The accompanying notes are an integral part of these financial statements.

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

NOTE 2.   GOING CONCERN

Colony has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of oil and gas properties. The ability of the Company to emerge from the exploration stage with respect to its principal business activity is dependent upon its successful efforts to raise additional debt and/or equity financing and generate significant revenue. Colony has incurred losses of $287,652 since inception. These factors raise substantial doubt regarding Colony's ability to continue as a going concern. Management plans to raise additional capital through equity and/or debt financings. Colony cannot offer any assurances that it will be successful in executing its plans to continue as a going concern. Colony's financial statements at June 30, 2008 do not include any adjustments that might result from the inability to continue as a going concern.

NOTE  3.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

See the audited financial statements and notes thereto contained in Colony's Form 10-12G filed with the SEC on March 6, 2008.

NOTE 4.   RELATED PARTY TRANSACTIONS

During the quarter ended June 30, 2008, Colony entered into $ $30,000 promissory note agreement with a related party. The amount is due upon demand and interest is accrued at the stated rate of 10% per annum.

All debt is due on demand classified as current in the accompanying financial statements.

NOTE 5.   SUBSEQUENT EVENTS

Subsequent to the quarter ended June 30, 2008, Colony entered into $20,000 promissory note agreement with a related party. The amount is due upon demand and interest is accrued at the stated rate of 10% per annum.

On July 31, 2008, the Company entered into contribution agreements with a total of six parties, whereby these parties would contribute and assign to the Company certain assets separately owned by them in exchange for shares of a new class of preferred stock and for the assumption of an aggregate of $890,000 in indebtedness.

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

     On August 29, 2007, we entered into an agreement (the "Enexco Agreement") with Enexco, Inc. ("Enexco"), a privately held entity engaged in the drilling and completion of wells on oil and gas leases covering lands located in Oklahoma and Texas. Under the terms of the Enexco Agreement, we will make available, at our discretion, to Enexco funds to cover 65% of the costs incurred by Enexco in connection with its acquisition of three certain oil and gas leases, two in Oklahoma and one in Texas. In consideration of our providing this financing, we received an interest in each of the three leases, and an option to participate in the drilling of each well on any of these leases. Before any well can be drilled on any of these leases, Enexco must repay the amount loaned by us to acquire the lease. Enexco has subsequently paid off all amounts advanced pursuant to the Enexco Agreement.

     We have acquired our only oil and gas assets thus far pursuant to the Enexco Agreement, although we are currently seeking other assets to acquire. The first well in which we participated pursuant to the Enexco Agreement was drilled to its target depth and encountered the target sand. However, the sand was "tight," and this well on the lease in Okfuskee County, Oklahoma was plugged and abandoned. Shortly prior to the date of this Quarterly Report, the second well, located in Seminole County, Oklahoma and in which we are participating pursuant to the Enexco Agreement, was fracture stimulated. On July 29, 2008 the service rig on this second well pulled the rods, and the well was put back into production. During the seven days thereafter, the average production from this well was approximately 15 bbls/day of crude oil and 146 mcf/day of natural gas.

     On July 31, 2008, the Company entered into contribution agreements with a total of six parties, whereby these parties would contribute and assign to the Company certain assets separately owned by them in exchange for shares of a new class of preferred stock and for the assumption of aggregate of $890,000 in indebtedness. The consummation of this transaction is subject to several closing conditions, including, without limitation, that the Company complete (within 180 days of the execution of the contribution agreements) a private placement of common stock raising at least $15.0 million, and (in certain cases) the Company procure releases of certain personal guaranties. If this transaction is completed, the Company expects the Board of Directors of the Company will be reconstituted and elected largely by the contributors of the assets, who would then own a significant percentage of the Company's outstanding voting stock. In such event, the reconstituted Board will control the Company. There can be no assurance that the transactions described in this paragraph will be consummated.

     Furthermore, there can be no assurance that we will be successful in our exploration, development, and production activities. The oil and gas business involves numerous risks, the principal ones of which are described in the section captioned "Risk Factors" in our General Form for Registration of Securities on Form 10.

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

                             RESULTS OF OPERATIONS

    Quarter Ended June 30, 2008 Compared to the Quarter Ended June 30, 2007
    -----------------------------------------------------------------------

     We had minimal operations in the second quarter of 2008 consisting of the continuation of the activation of our oil and gas exploration and production activities. In second quarter of 2007, our activities were even more minimal as we merely prepared to activate our exploration and production activities. We had no revenues in either the second quarter of 2008 or the second quarter of 2007. In the second quarter of 2007, our only expenses consisted of $213 in interest expense. In the second quarter of 2008, our largest expense was $61,756 in general and administrative expenses. Our interest expense in the second quarter of 2008 increased to $13,122 as a result of a larger outstanding balance of indebtedness. As a result of these two expenses, we experienced a $74,878 loss for the second quarter of 2008, or a net loss of $0.01 per share.

 Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007
 -----------------------------------------------------------------------------

     We had minimal operations in the first half of 2008 consisting of the continuation of the activation of our oil and gas exploration and production activities. In first half of 2007, our activities were even more minimal as we merely prepared to activate our exploration and production activities. We had no revenues in either the first half of 2008 or the first half of 2007. In the first half of 2007, our only expenses consisted of $336 in interest expense. In the first half of 2008, our largest expense was $135,095 in general and administrative expenses. Our interest expense in the first half of 2008 increased to $26,211 as a result of a larger outstanding balance of indebtedness. As a result of these two expenses, we experienced a $161,306 loss for the first half of 2008, or a net loss of $0.03 per share.

                        LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2008, we had cash of approximately $23,764, a decrease of $112,404, versus cash, of approximately $136,168 as of December 31, 2007.

     We have already raised "seed" capital in the form of loans in the aggregate amount of approximately $555,000. The party who made some of these loans was CEI Ventures, LLC, an entity owned by Kent E. Lovelace, Jr. (a director and an officer of ours), the F.E.I. Energy Trust (a significant stockholder of our), and Westside Resources, L.P. ("WRLP"), an entity of which Jimmy D. Wright (a director of ours) is the sole owner. The loans from CEI Ventures, LLC totaled approximately $525,000. The bulk of the proceeds of this loan went to fund our obligations under the Enexco Agreement. This loan is secured by all of our assets, including our oil and gas interests heretofore received in connection with the Enexco Agreement, as well as all future oil and gas interests. Interest accrues on this loan at a rate of 10% per annum. This loan can become due and payable at any time upon the demand of the lender. In consideration of making the loan, we granted warrants to the owners of CEI Ventures, LLC to purchase up to an aggregate of 1,050,001 shares of our common stock for a per-share exercise price of $.50. These warrants have a term of and are exercisable for five years. In connection with this loan, we agreed to register all shares separately owned by the owners of CEI Ventures, LLC or to be acquired pursuant to derivative securities, including the shares to be acquired upon exercise of the warrants issued in connection with the loans described above. In connection with this loan, we entered into a "piggy back" registration rights agreement with each of the owners of CEI Ventures, LLC, whereby each of them will have the right to include in any registration with the U.S. Securities and Exchange Commission any and all shares owned by them or to be acquired pursuant to derivative securities, including the shares to be acquired upon exercise of the warrants issued in connection with the loan described above. In addition to the loans from CEI Ventures, LLC, WRLP has advanced an outstanding principal balance of $30,000 as of the date of this Report. The proceeds from this advance were used for overhead expenses. WRPL's advance was made on an unsecured, demand basis, bearing interest at the rate of 10% per annum.

     Currently, we can finance only the limited exploration activity by the Enexco Agreement described above. We will have to obtain additional financing to pursue additional opportunities. At the present time, we are currently trying to determine the scope of the business activities that we wish to pursue. The amount of capital that we will need will depend on the scope of the business activities that we ultimately decide to pursue, which is uncertain at this time. However, for us to pursue business activities much greater than those related to the Enexco Agreement, we would be required to undertake certain financing activities. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot assure anyone that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonably terms. If we do not obtain additional financing we will not be able to expand the scope of our business or even stay in business for that matter. If we are unable to obtain additional funds, we may have to reduce the scope our business activities. If we do not obtain additional financing, we may be constrained to attempt to sell our oil and gas interests that we have accumulated. However, we cannot assure anyone that we will be able to find interested buyers or that the funds received from any such sale would be adequate to fund our activities. Under certain circumstances, we could be forced to cease our operations and liquidate our remaining assets, if any.

     Production from our exploration and drilling efforts would provide us with cash flow, and a proven reserve base would increase the value of our leased rights and could enable us to obtain bank financing (after the wells have produced for a period of time to satisfy the related lender).

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

CHANGE  IN  INTERNAL  CONTROLS  OVER  FINANCIAL  REPORTING

     There have not been any changes in our predecessors' internal controls over financial reporting that occurred during the quarterly period ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

                                  COLONY ENERGY, INC.
                                  (Registrant)


                                  By:    /s/ Kent E. Lovelace, Jr.
                                         Kent E. Lovelace, Jr.,
                                         ----------------------
                                         Chief Executive Officer
                                         (Principal Executive Officer, Principal
                                         Financial Officer and Principal
                                         Accounting Officer)

August 13, 2008