Form 10-Q
period 2008-09-30
Colony Energy, Inc.
filed 2008-11-18
CIK 1427310

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended: September 30, 2008

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _______ to _________

                       Commission file number: 000-53124
                              COLONY ENERGY, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                            76-0662309
   (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization               Identification No.)


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

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule  12b-2  of  the  Exchange  Act).  Yes    No [X]

The number of shares of common stock, $.001 par value, outstanding as of November 18, 2008: 6,375,000 shares

                              COLONY ENERGY, INC.
                        PERIOD ENDED SEPTEMBER 30, 2008

                                     INDEX

PART I.  FINANCIAL INFORMATION                                             Page

   ITEM 1.     FINANCIAL STATEMENTS                                         1

   Financial statements of Colony Energy, Inc. (unaudited):

      Balance sheets as of September 30, 2008 and December 31, 2007         1

      Statements of expenses for the three and nine months
      ended September 30, 2008 and 2007 and period from July 20,
      2000 (inception) through September 30, 2008                           2

      Statements of cash flows for the nine months ended
      September 30, 2008 and 2007 and period from July 20,
      2000 (inception) through September 30, 2008                           3

      Notes to financial statements                                         4

   ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                          6

   ITEM 4T.     CONTROLS AND PROCEDURES                                    10

PART II.   OTHER INFORMATION                                               11

   ITEM 1.     LEGAL PROCEEDINGS                                           11

   ITEM 6.     EXHIBITS                                                    11

SIGNATURES                                                                 12

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                              COLONY ENERGY, INC.
                         (AN EXPLORATION STAGE COMPANY)
                                 BALANCE SHEETS
                                  (Unaudited)

                                           SEPTEMBER 30,   DECEMBER 31,
                                              2008            2007
ASSETS
Current Assets
    Cash                                   $     98,289    $     136,168
    Prepaid expenses                              6,464            1,470
                                           ------------    -------------
Total Current Assets                            104,753          137,638

OIL AND GAS PROPERTIES, full cost method
    Unevaluated properties, Net of
      Impairment Expense                        277,711          277,383
                                            -----------    -------------
TOTAL ASSETS                                $   382,464    $     415,021
                                            ===========    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable                        $     8,083    $       6,532
    Accrued interest payable                     48,150            6,767
    Notes payable - related parties             725,000          525,000
                                            -----------    -------------
Total Current Liabilities                       781,233          538,299

STOCKHOLDERS'  DEFICIT
Preferred stock, $0.01 par value, 10,000
   shares authorized, none outstanding                -                -
Common stock, 50,000,000 common shares
   authorized with a par value of $0.001,
   6,375,000 common shares issued and
   outstanding                                   6,375             6,375
Subscription receivable                         (9,000)           (9,000)
Additional paid-in capital                       5,693             5,693
Deficit accumulated during the
   exploration stage                          (401,837)         (126,346)
                                             ---------      ------------
Total Stockholders' Deficit                   (398,769)         (123,278)
                                             ---------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT  $ 382,464      $    415,021
                                             =========      ============

The accompanying notes are an integral part of these financial statements.

                              COLONY ENERGY, INC.
                        (AN EXPLORATION STAGE COMPANY)
                             STATEMENTS OF EXPENSES
               THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
                 AND PERIOD FROM JULY 20, 2000 (INCEPTION)
                          THROUGH SEPTEMBER 30, 2008
                                  (Unaudited)

                          Three      Three       Nine     Nine    For the period
                          months     months     months    months   July 20, 2000
                          ended      ended      ended     ended     (Inception)
                        September  September  September  September    through
                        30, 2008   30, 2007   30, 2008   30, 2007  September 30,

OPERATING EXPENSES:

General and
   administrative    $   98,347   $  11,482   $  233,444 $ 11,482  $   280,535
Impairment of
   unevaluated oil
   and gas properties         -           -            -        -       64,383
                     ----------   ---------   ---------- --------  -----------
Total Operating
   Expenses              98,347      11,482      233,444   11,482      344,918
                     ----------   ---------   ---------- --------  -----------

LOSS FROM OPERATIONS    (98,347)    (11,482)    (233,444) (11,482)    (344,918)
                     ----------   ---------   ----------  -------  -----------

OTHER EXPENSES

Interest expense        (15,837)     (4,466)     (42,047)  (4,802)     (56,919)
                     ----------   ---------   ----------  -------  -----------
Total Other Expenses    (15,837)     (4,466)     (42,047)  (4,802)     (56,919)
                     ----------   ---------   ----------  -------  -----------

NET LOSS               (114,184)    (15,948)    (275,491) (16,284)    (401,837)
                     ==========   =========   ==========  =======  ===========

Net basic and diluted
   per common share  $    (0.02)  $       -   $    (0.04) $     -
                     ==========   =========   ==========  =======

Weighted average shares
   outstanding - basic
   and diluted        6,375,000   5,100,000    6,375,000 5,100,000
                     ==========   =========   ========== =========

  The accompanying notes are an integral part of these financial statements.

                              COLONY ENERGY, INC.
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND
          PERIOD FROM JULY 20, 2000 (INCEPTION) THROUGH SEPTEMBER 30, 2008
                                (Unaudited)

                                                            For the period July
                                              Nine Months         20, 2000
                                Nine Months     Ended       (Inception) through
                              Ended September  September      September 30,
                                 30, 2008       30, 2007           2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                     $   (275,491)   $  (16,284)   $     (401,837)
Adjustments to reconcile
   net loss to cash used
   in operating activities:
     Change in:
      Stock Warrants
        accretion                       -             -               593
      Impairment of unevaluated
        oil and gas properties          -             -            64,383
      Changes in assets and
        liabilities:
          Prepaid expenses         (4,994)            -            (6,464)
          Accounts payable and
            accrued liabilities    42,934         4,801            49,901
                              -----------    ----------      ------------
Net Cash Used in Operating
   Activities                    (237,551)      (11,483)         (293,424)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of  oil and gas
   property                          (328)     (226,757)         (335,562)
                               ----------     ---------       -----------
Net Cash Used in  Investing
   Activities                        (328)     (226,757)         (335,562)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the sale of
   common stock                         -           371             2,275
Proceeds of note payable
   - related party                250,000       357,500         1,237,500
Repayment of note payable
   - related party                (50,000)      (50,000)         (512,500)
                            -------------    ----------      ------------
Net cash Provided by
   Financing Activities           200,000       307,871           727,275
                            -------------    ----------      ------------
NET INCREASE (DECREASE)
   IN CASH                        (37,879)       69,631            98,289

CASH AT BEGINNING OF PERIOD       136,168           972                 -
                           --------------    ----------     -------------
CASH AT END OF  PERIOD     $       98,289   $    70,603     $      98,289
                           ==============   ===========     =============

Supplemental cash flow Disclosures
   Interest Paid           $          664   $         -     $       8,768
   Income taxes Paid                    -             -                 -

  The accompanying notes are an integral part of these financial statements.

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization

Colony Energy, Inc. ("Colony" or the "Company") was originally incorporated in the State of Delaware on July 20, 2000 as "DirectMoviesOnline.Com Inc" but changed its name to Colony Energy, Inc. on September 12, 2006. The Company engages primarily in the exploration and development of oil and gas properties in the United States. The Company currently participates in the exploration of several unevaluated oil and gas properties.

Basis  of Presentation

The accompanying unaudited interim financial statements of Colony have been prepared in accordance with accounting principles generally accepted in the PlaceNameplacecountry-regionUnited States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Colony's Form S-1/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal 2007 as reported in the Form S-1/A, have been omitted.

NOTE 2 - GOING CONCERN

Colony has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of oil and gas properties. The ability of the Company to emerge from the exploration stage with respect to its principal business activity is dependent upon its successful efforts to raise additional debt and/or equity financing and generate significant revenue. Colony has incurred losses of $401,837 since inception. These factors raise substantial doubt regarding Colony's ability to continue as a going concern.

Management plans to raise additional capital through equity and/or debt financings. Colony cannot offer any assurances that it will be successful in executing its plans to continue as a going concern. Colony's financial statements for the nine-month ended September 30, 2008 do not include any adjustments that might result from the inability to continue as a going concern.

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the PlaceNameplacecountry-regionUnited States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less.

Fair  Value  of  Financial  Instruments

The amounts of financial instruments including cash and cash equivalents, prepaid expenses, accounts payable and notes payable, approximated their fair values as of September 30, 2008 and December 31, 2007.

Oil and Gas Properties

The Company accounts for its oil and natural gas producing activities using the full cost method of accounting as prescribed by the United States Securities and Exchange Commission (SEC). Accordingly, all costs incurred in the acquisition, exploration, and development of proved oil and natural gas properties, including the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized. All general and administrative corporate costs unrelated to drilling activities are expensed as incurred. Sales or other dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of cost to proved reserves would significantly change. Depletion of evaluated oil and natural gas properties is computed on the units of production method based on proved reserves. The net capitalized costs of proved oil and natural gas properties are subject to a full cost ceiling limitation in which the costs are not allowed to exceed their related estimated future net revenues discounted at 10%, net of tax considerations.

Costs associated with unevaluated properties are excluded from the full cost pool until Colony has made a determination as to the existence of proved reserves. Colony reviews its unevaluated properties at the end of each quarter to determine whether the costs incurred should be transferred to the full cost pool and thereby subject to amortization and ceiling test.

At September 30, 2008 and December 31, 2007, Colony had no proved properties. Oil and gas properties consisted solely of unevaluated properties.

Asset Retirement Obligations

In August 2001, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 requires that the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. Because the Company has no proved oil and gas properties, no asset retirement obligation was deemed necessary as of September 30, 2008 and December 31, 2007.

Revenue Recognition

Colony recognizes oil and natural gas revenue under the sales method of accounting for its interests in producing wells as oil and natural gas is produced and sold from those wells.

Provision for Taxes

Colony has adopted SFAS No. 109 "Accounting for Income Taxes". Pursuant to this pronouncement, income taxes are accounted for using an asset and liability approach. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statements and tax bases of assets and liabilities at the applicable tax rates. A valuation allowance is utilized when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Loss per Share of Common Stock

Basic net loss per share of common stock is calculated by dividing net loss available to common stockholders by the weighted average number of common shares issued and outstanding during the year. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding adjusted for potential dilutive securities on an "if converted" basis. Common stock equivalents are excluded from the calculations when their effect is anti-dilutive. which is the case for all periods presented.

NOTE 4.   RELATED PARTY TRANSACTIONS

Notes payable to related parties of $725,000 at September 30, 2008, represent funds advanced from CEI Ventures, LLC. The note is due on demand and bears interest at the rate of ten percent (10%) per annum. In consideration for $200,000 of the funds advanced, warrants to purchase 400,000 shares of the Company's stock were issued to an equity owner of CEI Ventures, LLC. The exercise price of the warrants is $0.50 per share and expire August 31, 2013 and the warrants are vested immediately The fair value of the warrants is less than $100, which is immaterial.

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

We have acquired our only oil and gas assets thus far pursuant to the Enexco Agreement, although we are currently considering other assets to acquire. The first well in which we participated pursuant to the Enexco Agreement was drilled to its target depth and encountered the target sand. However, the sand was "tight," and this well on the lease in Okfuskee County, Oklahoma was plugged and abandoned. Production has begun on our second well, located in Seminole County, Oklahoma and in which we are participating pursuant to the Enexco Agreement. However, no distributions have been made with respect to such production pending the outcome of unitization hearings and calculations of the final revenue distributions. Due to the uncertainty of the amount of revenue and the timing of the revenue distribution, no revenues from this production have been recorded for this production.

On July 31, 2008, the Company entered into contribution agreements with a total of six parties, whereby these parties would contribute and assign to the Company certain assets separately owned by them in exchange for shares of a new class of preferred stock and for the assumption of aggregate of $890,000 in indebtedness. The consummation of this transaction is subject to several closing conditions, including, without limitation, that the Company complete (within 180 days of the execution of the contribution agreements) a private placement of common stock raising at least $15.0 million, and (in certain cases) the Company procure releases of certain personal guaranties. If this transaction is completed, the

Company expects the Board of Directors of the Company will be reconstituted and elected largely by the contributors of the assets, who would then own a significant percentage of the Company's outstanding voting stock. In such event, the reconstituted Board will control the Company. Notwithstanding the preceding, management believes that the likelihood of consummating the transactions described in this paragraph in the form in which they were originally agreed upon has been substantially reduced. This belief is based on the sudden and dramatic negative developments that took place in the third quarter of 2008 and the following October with respect to the stock market, the price of oil and gas, and the capital markets providing financing to oil and gas exploration and production companies. Such developments have greatly reduced the likelihood that the closing conditions to the transaction can be satisfied. There can be no assurance that the transactions described in this paragraph will be consummated.

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

                             RESULTS OF OPERATIONS

                 Quarter Ended September 30, 2008 Compared to the
                       Quarter Ended September 30, 2007

     We had limited developmental activities in the third quarter of 2008 as we continued our initial oil and gas exploration and production efforts. In third quarter of 2008, we did consider and evaluate a number of acquisition prospects (which did not result in much in the way of expenses), and we did complete the negotiation and documentation of a proposed significant transaction (which did result in comparably larger expenses). In third quarter of 2007, our activities were more limited as we merely prepared to activate our exploration and production activities. We had no revenues in the third quarter of 2007. Production has begun on our second well, located in Seminole County, Oklahoma. However, no distributions have been made with respect to such production pending the outcome of unitization hearings and calculations of the final revenue distributions. Due to the uncertainty of the amount of revenue and the timing of the revenue distribution, no revenues from this production have been recorded for the third quarter of 2008. In the third quarter of 2008, our largest expense was $98,347 in general and administrative expenses, compared to $11,482 in the third quarter of 2007. The increase in these expenses was the result of the due diligence pertaining to, and the negotiation and preparation of the documentation governing, the proposed contribution transaction described above, and (to a lesser extent) the more active operations that we were undertaking. Our interest expense in the third quarter of 2008 increased to $15,837, compared to $4,466 in the third quarter of 2007. This increase was due to a larger outstanding balance of indebtedness. As a result of these third quarter 2008 expenses, we experienced a $114,184 net loss for the third quarter of 2008, or a net loss of $0.02 per share.

            Nine months Ended September 30, 2008 Compared to the
                    Nine months Ended September 30, 2007

     We had limited developmental activities in the first nine months of 2008 as we continued our initial oil and gas exploration and production efforts. In first nine months of 2008, we did consider and evaluate a number of acquisition prospects (which did not result in much in the way of expenses), and we did complete the negotiation and documentation of a proposed significant transaction (which did result in comparably larger expenses). In first nine months of 2007, our activities were more limited as we merely prepared to activate our exploration and production activities. We had no revenues in the first nine months of 2007. Production has begun on our second well, located in Seminole County, Oklahoma. However, no distributions have been made with respect to such production pending the outcome of unitization hearings and calculations of the final revenue distributions. Due to the uncertainty of the amount of revenue and the timing of the revenue distribution, no revenues from this production has been recorded for the first nine months of 2008. In the first nine months of 2008, our largest expense was $233,444 in general and administrative expenses, compared to $11,482 in the first nine months of 2007. The increase in these expenses was the result of the third quarter due diligence pertaining to, and the negotiation and preparation of the documentation governing, the proposed contribution transaction described above, and (to a lesser extent) the more active operations that we were undertaking. Our interest expense in the first nine months of 2008 increased to $42,047, compared to $4,802 in the first nine months of 2007. This increase was due to a larger outstanding balance of indebtedness. As a result, we experienced a $275,491 net loss for the first nine months of 2008, or a net loss of $0.04 per share.

                        LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2008, we had cash of approximately $98,289, a decrease of $37,879, versus cash of approximately $136,168 as of December 31, 2007.

     We have already raised "seed" capital in the form of loans. The party who made some of these loans was CEI Ventures, LLC, an entity owned by Kent E. Lovelace, Jr. (a director and an officer of ours), the F.E.I. Energy Trust (a significant stockholder of ours), and Westside Resources, L.P. ("WRLP"), an entity of which Jimmy D. Wright (a director of ours) is the sole owner, and a private investor. The loans from CEI Ventures, LLC totaled approximately $725,000, of which $200,000 was borrowed during the third quarter 2008. The proceeds of this loan went to fund our obligations under the Enexco Agreement, to pay general operating expenses and to retire a loan made to us by an affiliate of ours. This loan is secured by all of our assets, including our oil and gas interests heretofore received in connection with the Enexco Agreement, as well as all future oil and gas interests. Interest accrues on this loan at a rate of 10% per annum. This loan can become due and payable at any time upon the demand of the lender. In consideration of making the loan, we granted warrants to the owners of CEI Ventures, LLC to purchase up to an aggregate of 1,450,001 shares of our common stock for a per-share exercise price of $.50. These warrants have a term of and are exercisable for five years. In connection with this loan, we agreed to register all shares separately owned by the owners of CEI Ventures, LLC or to be acquired pursuant to derivative securities, including the shares to be acquired upon exercise of the warrants issued in connection with the loans described above. In connection with this loan, we executed "piggy back" registration rights agreement in favor of each of the owners of CEI Ventures, LLC, whereby each of them will have the right to include in any registration with the U.S. Securities and Exchange Commission any and all shares owned by them or to be acquired pursuant to derivative securities, including the shares to be acquired upon exercise of the warrants issued in connection with the loan described above.

     Currently, we have only limited capital to undertake any exploration and production activities. We are not currently planning on undertaking any exploration and production activities while the outcome of the proposed contribution transaction described above is pending. Regardless of the outcome of this transaction, we will most likely need to obtain additional financing to pursue additional opportunities. The amount of capital that we will need will depend on the outcome of the proposed contribution transaction described above and the scope of the business activities that we ultimately decide to pursue, which is uncertain at this time. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot assure anyone that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonably terms. If we do not obtain additional financing we will not be able to expand the scope of our business or even stay in business for that matter. If we are unable to obtain additional funds, we may have to reduce the scope our business activities. If we do not obtain additional financing, we may be constrained to attempt to sell our oil and gas interests that we have accumulated. However, we cannot assure anyone that we will be able to find interested buyers or that the funds received from any such sale would be adequate to fund our activities. Under certain circumstances, we could be forced to cease our operations and liquidate our remaining assets, if any.

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

CHANGE  IN  INTERNAL  CONTROLS  OVER  FINANCIAL  REPORTING

     There have not been any changes in our predecessors' internal controls over financial reporting that occurred during the quarterly period ended September
30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

                                        COLONY ENERGY, INC.
                                       (Registrant)


                                       By:  /s/ Kent E. Lovelace, Jr.
                                            -------------------------
                                            Kent E. Lovelace, Jr.,
                                            Chief Executive Officer
                                            (Principal Executive Officer,
                                            Principal Financial Officer and
                                            Principal Accounting Officer)
November 18, 2008